Form 10-Q
period 1995-09-30
SILVER SCREEN PARTNERS II L P
filed 1995-11-15
CIK 764219

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE
             REQUIRED)

For the transition period from...............to..........

Commission file number 0-14421

                         SILVER SCREEN PARTNERS II, L.P.
                        (A Delaware Limited Partnership)
                  (Exact name of registrant as specified in its
                Certificate and Agreement of Limited Partnership)

Delaware                                                       13-3276962
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

936 Broadway
New York, New York                                               10010
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (212) 995-7600

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such requirements for the past 90 days.

                             YES   [X]    NO   [ ]

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The financial information set forth below is set forth in the September 30, 1995 Third Quarter Report of Silver Screen Partners II, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

          Balance Sheets -- September 30, 1995 and December 31, 1994.

          Statement of Operations -- For the Three and Nine Months ended September 30, 1995 and 1994.

          Statements of Partners' Equity -- For the Nine Months ended September 30, 1995 and the Year ended December 31, 1994.

          Statements of Cash Flows -- For the Nine Months ended September 30, 1995 and 1994.

          Notes to Financial Statements.

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results of operations which may be expected for the entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations

     Revenues for the nine months and the quarter ended September 30, 1995 were approximately $3,563,000 and $699,000, respectively, as compared with approximately $3,243,000 and $1,406,000 for the comparable periods in 1994. Revenues for the first nine months and quarter ended September 30, 1995 consisted of income from the Joint Venture of approximately $3,450,000 and $657,000, respectively, and investment revenues of approximately $113,000 and $42,000. Revenues for the comparable period in 1994 consisted of income from the Joint Venture of approximately $3,158,000 and $1,375,000, respectively, and investment revenues of approximately $85,000 and $31,000. All films in which the Partnership has an interest have been released in the theatrical, home video and pay cable markets. The Partnership will continue to receive unpredictable revenues from remaining television cycles and territories. Film revenues for the third quarter 1995 were principally derived from foreign home video sales of the "The Great Mouse Detective" and lesser amounts from several films in the portfolio. Interest rates for the first nine months of 1995 ranged from 5.1% to 6.04%, while those for the comparable period in 1994 ranged from 2.75% to 4.87%. Interest income increased from 1994 to 1995 by approximately $28,000 due to higher interest rates and a slight increase in funds available for investment.

     Expenses for the nine months and quarter ended September 30, 1995 were approximately $515,000 and $156,000, respectively, as compared with approximately $387,000 and $136,000 for the comparable periods in 1994. Expenses increased by approximately $128,000 for the nine months ended September 30, 1995. The increase is attributable to costs associated with preparations for negotiation of the sale of the Partnership's interest in the Joint Venture, which amounted to approximately $162,000, which was offset by a reduction of approximately $34,000 in payroll related expenses. These costs, which are considered to benefit each of the Partnership, Silver Screen Partners III, L.P. and Silver Screen Partners IV, L.P. (collectively and together with the Partnership, the "Silver Screen Partnerships"), have been allocated among the Silver Screen Partnerships pro rata to the total original limited partner capital contributions to each of the Silver Screen Partnerships. See Item 5.

     The Partnership generated net income of approximately $3,048,000 for the nine months ended September 30, 1995, as compared with net income of approximately $2,856,000 for the comparable period in 1994. This increase is due to an increase in film revenues which was partially offset by the increase in expenses.

     The Partnership committed approximately $22,000,000 toward the Completed Films pursuant to the Loan Agreement. In addition, the Partnership became committed to fund ten films and part of one additional film with total budgets amounting to approximately $150,690,000, of which all has been expended. Accordingly, all Partnership Funds have been committed and the Partnership will not finance or purchase any additional motion pictures.

     The four Completed Films are: "Return to Oz," released June 21, 1985; "The Black Cauldron," released July 19, 1985; "My Science Project," released August 9, 1985; and "The Journey of Natty Gann," released September 27, 1985. The Joint Venture Films are: "One Magic Christmas," released November 22, 1985; "Down and Out in Beverly Hills," released January 31, 1986; "Offbeat," released April 11, 1986; "Ruthless People," released June 27, 1986; "The Great Mouse Detective," released July 2, 1986 and re-released February 14, 1992 under the title "The

Adventures of the Great Mouse Detective;" "Tough Guys," released October 3, 1986; "The Color of Money," released October 17, 1986; "Outrageous Fortune," released January 30, 1987; "Tin Men," released March 6, 1987 and "Ernest Goes to Camp," released May 22, 1987. "Stakeout," which was financed approximately 75% by the Partnership and 25% by Silver Screen Partners III, L.P. (a separate limited partnership with the same Managing General Partner formed to finance subsequent Disney films), was released August 5, 1987.

     During the quarter ended September 30, 1995, the Partnership made no cash distributions to the Partners because revenues generated were insufficient to warrant a distribution.

     Liquidity and Capital Resources

     As of September 30,1995 the General Partners' capital accounts reflect a deficit of $1,225,798. In view of the Partnership's limited requirements for liquidity, short and long term evaluations do not anticipate any effect of current capital account balances on the Partnership's cash flow.

Item 3.  Selected Financial Data

SILVER SCREEN PARTNERS II, L.P.

                           Three Months         Nine Months        Three Months         Nine Months
                                  Ended               Ended               Ended               Ended
                         Sept. 30, 1995      Sept. 30, 1995      Sept. 30, 1994      Sept. 30, 1994
                         --------------      --------------      --------------      --------------
Revenues:
 Income from
 Joint Venture               $  657,145          $3,450,089          $1,374,874          $3,158,479
 Interest income                 41,967             113,146              30,746              84,626
                             ----------          ----------          ----------          ----------
                                699,112           3,563,235           1,405,620           3,243,105

Costs and Expenses:
 General and
 administrative
 expenses                       155,656             515,242             135,871             387,285
                             ----------          ----------          ----------          ----------
Net income                   $  543,456          $3,047,993          $1,269,749          $2,855,820
                             ==========          ==========          ==========          ==========

Net income per
$500 limited
partnership unit
(based on 385,200
Units outstanding)           $     1.20          $     6.73          $     2.80          $     6.71
                             ==========          ==========          ==========          ==========

Cash distribution
per $500 limited
partnership unit             $     0.00          $     2.50          $     0.00          $     7.60
                             ==========          ==========          ==========          ==========

                                             Sept. 30, 1995                          Sept. 30, 1994
                                             --------------                          --------------
Total assets                                     $3,188,168                              $2,943,239
                                                 ==========                              ==========

                        See notes to financial statements

     Item 3. Selected Financial Data (Continued

     The Joint Venture's fiscal year ends September 30, while the Partnership's fiscal year ends December 31. The Partnership's September 30, 1995 statements reflect the Joint Venture's results of operations for the period ended June 30, 1995.

DISNEY-SILVER SCREEN II JOINT VENTURE

                                            Nine Months              Nine Months             Three Months               Nine Months
                                                  Ended                    Ended                    Ended                     Ended
                                          June 30, 1995            June 30, 1995            June 30, 1994             June 30, 1994
                                       ----------------         ----------------         ----------------          ----------------
Revenues                                    $1,035,151               $4,744,513               $2,653,937                $6,400,936

Costs and expenses:
Amortization of film production
costs                                            7,913                 (204,705)                (141,869)                 (592,573)

Participation expense                        (166,873)                   60,308                 (678,902)               (1,597,056)
                                            ----------               ----------               ----------                ----------
Net income                                    $876,191               $4,600,116               $1,833,116                $4,211,307
                                            ==========               ==========               ==========                ==========


Net income allocated to:
 Silver Screen Partners II, L.P.                                     $3,450,089                                         $3,158,479

 The Walt Disney Company                                              1,150,027                                          1,052,828
                                                                     ----------                                         ----------
                                                                     $4,600,116                                         $4,211,307
                                                                     ==========                                         ==========

                                                                  June 30, 1995                                 September 30, 1994
                                                                  -------------                                 ------------------
Assets

Receivables from Buena Vista
Pictures Distribution, Inc.                                          $1,455,995                                           $629,844

Receivable from
Silver Screen Partners II, L.P.                                          71,645                                               -

Prepaid distribution:
Silver Screen Partners II, L.P.                                            -                                             1,740,029

The Walt Disney Company                                                    -                                               580,007

Film production costs, less
accumulated amortization of
$145,674,685 and $145,469,980 at
June 30, 1995 and September 30,
1994, respectively                                                       86,770                                            219,830
                                                                     ----------                                         ----------
                                                                     $1,614,410                                         $3,169,710
                                                                     ==========                                         ==========

Liabilities and Venturers' Capital
Accounts and distributions payable
Silver Screen
                                                                        $561,661                                        $    -

The Walt Disney Company                                                  739,401                                          1,366,763

Deferred revenue                                                         226,175                                          1,582,257

Venturers' capital:
Silver Screen Partners II, L.P.                                           65,328                                            165,466

The Walt Disney Company                                                   21,845                                             55,224
                                                                      ----------                                         ----------
                                                                      $1,614,410                                         $3,169,710
                                                                      ==========                                         ==========

     Item 5. Other Information.

     The registrant and The Walt Disney Company ("Disney") have entered into a letter agreement (the "Letter Agreement") dated September 11, 1995, executed by the registrant on September 29, 1995, providing for the purchase by Disney, on the terms and conditions set forth in the Letter Agreement, of all of the registrant's rights and interests in and with respect to Disney-Silver Screen II Joint Venture, the Joint Venture which owns the library of films. The information contained in the Letter Agreement is incorporated herein by reference. The Letter Agreement is filed herewith as Exhibit 10.

                           PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits:

             Exhibit 10 -- Letter Agreement dated September 11, 1995 between The
                           Walt Disney Company and the registrant (executed by the registrant on September 29, 1995), with Terms and Conditions attached thereto.

             Exhibit 20 -- 1995 Third Quarter Report

             Exhibit 27 -- To be filed supplementally

         (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SILVER SCREEN PARTNERS II, L.P.,
                                            a Delaware limited partnership

                                            By: Silver Screen Management, Inc.,
                                                Managing General Partner

Date: November 14, 1995                     By: /s/ Roland W. Betts
                                                --------------------
                                               Roland W. Betts, President