Form 10-K
period 1995-12-31
SILVER SCREEN PARTNERS II L P
filed 1996-03-29
CIK 764219

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from..............to..................

Commission file number 0-14421


                         SILVER SCREEN PARTNERS II, L.P.
                        (a Delaware Limited Partnership)
                  (Exact name of registrant as specified in its
                Certificate and Agreement of Limited Partnership)

Delaware                                    13-3276962
- -------------------------------             -------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)

Chelsea Piers - Pier 62, Ste. 300
New York, New York                          10011
- ----------------------------------------    ----------
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code (212) 336-6700

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:


                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    YES   X                   NO
                                        -----                    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

                                     PART I

ITEM 1.   BUSINESS.

     Silver Screen Partners II, L.P. ("Silver Screen II") was organized in June 1985. A public offering of units of limited partnership interests was completed in November 1985, which raised approximately $192.6 million. After payment of offering costs and fees, $173.1 million was available for investment in films (the "Partnership Contribution").

     Silver Screen II entered into a Joint Venture agreement (the "Joint Venture Agreement") with Walt Disney Productions ("Disney") for the purpose of financing, producing and exploiting all feature length theatrical motion pictures selected for production by Disney until all of Silver Screen II's funds had been committed (the "Joint Venture Films"). In addition to providing financing for the Joint Venture Films, Silver Screen II entered into a Loan Agreement with Disney (the "Loan Agreement") whereby a portion of Silver Screen II's funds were used to finance a portion of certain specified completed Disney films (the "Completed Films" and, together with the Joint Venture Films, the "Films"). Buena Vista Pictures Distribution, Inc. (formerly Buena Vista Distribution, Inc.) ("BV"), a wholly-owned subsidiary of Disney, has been licensed to distribute all Films in all media and in all territories directly or indirectly throughout the world. BV has paid and will pay the expenses in connection with the worldwide distribution of each Film. The Partnership Contribution has been fully committed.

     The business of Silver Screen II is managed by Silver Screen Management, Inc., a Delaware corporation which is a general partner of Silver Screen II (the "Managing General Partner"). Silver Screen II participates through Disney-Silver Screen II Joint Venture (the "Joint Venture") in the production, ownership and exploitation of the Joint Venture Films and in the distribution and marketing of the Joint Venture Films in all primary and ancillary markets. The Managing
General Partner is responsible for the preparation of reports and tax information to be provided to the Limited Partners.

     The Joint Venture financed films designed to appeal to children and family audiences under the Walt Disney label and motion pictures produced and released under the name of Touchstone Films to appeal to all segments of the audience. All Joint Venture Films were rated "G," "PG," "PG-13," or "R."

     Silver Screen II committed approximately $22,000,000 towards the Completed Films pursuant to the Loan Agreement. In addition, Silver Screen II became committed to fund ten films and part of one additional film, all of which were completed and released with total budgets amounting to approximately $150,690,000, of which substantially all was expended as of December 31, 1992. Accordingly, the Partnership Contribution has been fully committed and Silver Screen II will not finance or purchase any additional motion pictures. The four Completed Films are: "Return to Oz," released June 21, 1985; "The Black

Cauldron," released July 19, 1985; "My Science Project," released August 9, 1985 and "The Journey of Natty Gann," released September 27, 1985. The Joint Venture Films are "One Magic Christmas," released November 22, 1985; "Down and Out in Beverly Hills," released January 31, 1986; "Off Beat" released April 11, 1986; "Ruthless People," released June 27, 1986; "The Great Mouse Detective," released July 2, 1986 and re-released February 14, 1992 under the title "The Adventures of the Great Mouse Detective;" "Tough Guys," released October 3, 1986; "The Color of Money," released October 17, 1986; "Outrageous Fortune," released January 30, 1987; "Tin Men," released March 6, 1987 and "Ernest Goes to Camp," released May 22, 1987. "Stakeout," which was financed approximately 75% by Silver Screen II and 25% by Silver Screen Partners III, L.P. (a separate limited partnership with the same Managing General Partner formed to finance subsequent Disney films), was released August 5, 1987.

Buyout
- ------

     Silver Screen II entered into a Letter Agreement (the "Buyout Agreement") with Disney dated September 11, 1995 providing for the sale to Disney of all of Silver Screen II's interest in the Joint Venture. In accordance with the Buyout Agreement the closing of such sale occurred on January 2, 1996 and the purchase price paid to Silver Screen II was $44,678,304 in cash after an adjustment for certain film revenues totaling $321,696 received in 1995. Appropriate distributions will be made to Silver Screen II limited partners, and Silver Screen II will be dissolved as quickly as possible. The Buyout Agreement has been filed as an exhibit to Silver Screen II's quarterly report on Form 10-Q dated September 30, 1995 and the terms thereof are incorporated herein by reference.

Joint Venture Agreement
- -----------------------

     Each Joint Venture Film was produced in accordance with the Joint Venture Agreement. Under the Joint Venture Agreement, Silver Screen II contributed to the Joint Venture all amounts available for investing in films (the "Partnership Commitment") less the amounts furnished for financing the Completed Films. Disney contributed all motion picture projects developed and selected for production by Disney until the Partnership Contribution was fully committed. Disney also furnished production services for all the Joint Venture Films, and furnished or obtained all financing not furnished by Silver Screen II.

     Contributions by Silver Screen II to the Joint Venture were made on a film-by-film basis and were based upon budgeted production cost (the "Budgeted
Film Cost") of all Joint Venture Films. The Partnership Contribution was committed to the Joint Venture, film-by-film, in the order that each Joint Venture Film commenced principal photography by the Joint Venture, in an amount equal to 100% of the Budgeted Film Cost of each such Joint Venture Film until such time as the entire Partnership Contribution was so committed. Silver Screen II was not obligated to commit funds with respect to any one Joint Venture Film in excess of $20,000,000 in the case of any Disney animated film or Touchstone Joint Venture Film, or in excess of $10,000,000, in the case of any Disney non-animated Joint Venture Film.

     Disney was solely responsible for the development of motion picture projects for contribution to the Joint Venture, the production by the Joint Venture of each Joint Venture Film and the delivery by the Joint Venture of each such Joint Venture Film to BV in full compliance with the terms and conditions of the Distribution Agreement between the Joint Venture and BV (the "Distribution Agreement"). Disney's production responsibilities included all services customarily performed by a major studio. Disney was responsible for any cost overruns and acted in effect as completion guarantor.

     The Budgeted Film Cost of each Joint Venture Film consists of all costs customarily included as direct production costs in the motion picture industry, including overhead of 17-1/2%. The Budgeted Film Cost also includes all fixed deferments, bonuses and participations in gross receipts payable before the Joint Venture has recouped its investment in that Joint Venture Film and all additional fixed deferments and bonuses payable prior to the payment of net profits or out of first net profits. The budget of each Joint Venture Film was approved in writing by both parties prior to the commencement of principal photography. Disney was empowered to grant participations in the profits of any Joint Venture Film to third parties on behalf of the Joint Venture up to an amount no greater in the aggregate than 50% of 100% of the net profits of any Joint Venture Film.

     The revenue formula under the Joint Venture Agreement is designed to assure that Silver Screen II will receive Joint Venture distributions equal to not less than 100% of the Partnership Contribution applied toward the Joint Venture Films on a film-by-film basis before Disney recoups cost overruns or receives any share of profits. All revenues of the Joint Venture are derived exclusively from the revenues allocated to the Joint Venture pursuant to the Distribution Agreement during the term thereof. Revenues received by the Joint Venture in respect of Joint Venture Films have been and will be allocated between the parties as follows:

          ---100% to Silver Screen II and Disney in proportion to their respective actual investments in the Budgeted Film Cost of each Joint Venture Film until they have recovered the amount of the Budgeted Film Cost actually expended of such Joint Venture Film;

          ---thereafter, 100% to Disney until Disney has recouped any cost overruns; and

          ---thereafter, after payment of applicable participations, 75% to Silver Screen II and 25% to Disney.

     In addition, certain other payments in respect of "Revenue Shortfalls" were payable to the Joint Venture. The Revenue Shortfall for each Joint Venture Film is the difference, if any, between the Budgeted Film Cost actually expended and the sum of all revenues actually received by the Joint Venture from BV as of a settlement date (the "Settlement Date") occurring not later than five years after the U.S. theatrical release of such Joint Venture Film. On the Settlement Date of each Joint Venture Film, BV was obligated to pay to the Joint Venture an amount equal the Revenue Shortfall (the "Revenue Shortfall Payment"), if any, provided, that in no event would the Revenue Shortfall Payment be greater than the revenues retained by BV with respect to such Joint Venture Film from all markets, subject to adjustment in certain cases.

     In the event that 15 years after release of the first Joint Venture Film, Silver Screen II had not recouped the amount of the Partnership Contribution for all Joint Venture Films (including amounts received as Revenue Shortfall
Payments, if any), such amounts would be contributed by Disney to the Joint Venture for distribution to Silver Screen II (the "Ultimate Revenue Shortfall Payment"); provided, that Disney shall be entitled to recoup such amount from Silver Screen II's share of additional Joint Venture revenues. The last Revenue Shortfall Payment was due and received during 1992.

Loan Agreement
- --------------

     Pursuant to the Loan Agreement, Silver Screen II loaned to Disney approximately $22 million, or an amount equal to approximately 25% of the production costs of the Completed Films plus interest and overhead thereon as expended or estimated at July 1, 1985 (the "Completed Film Cost"). Repayment of the loan was completed during 1990.

     Silver Screen II's loan was an unsecured obligation of Disney. Payments on the loan were made by Disney only out of revenues received by Disney pursuant to the distribution agreement regarding the Completed Films (the "Completed Films Distribution Agreement"), provided, however, that the amount loaned with respect to a particular Completed Film must in any event have been repaid by Disney on the fifth anniversary of the theatrical release of such Completed Film.

     In the case of each Completed Film, the revenues received by Disney pursuant to the Completed Films Distribution Agreement were allocated between Disney and Silver Screen II as follows, after deduction of applicable third-party participations:

          ---100% to Silver Screen II and Disney payable pro rata in the proportion that Silver Screen II's loan with respect to such film bears to the Completed Film Cost supplied by Disney until the Completed Film Cost has been recouped and the full amount of Silver Screen II's loan in respect of such Completed Film is repaid;

          ---thereafter, 100% to Disney in an amount equal to cost overruns, if any; and

          ---thereafter, 81-1/4% to Disney and 18-3/4% to Silver Screen II.

     The provisions of the Loan Agreement with respect to the Completed Films were substantially similar to those of the Joint Venture Agreement with respect to the Joint Venture Films, other than those provisions dealing with commitments to the Joint Venture out of the Partnership Contributions and with the Joint Venture ownership rights with respect to Joint Venture Films. The Completed Films are owned and are being exploited by Disney.

Distribution Agreements
- -----------------------

     Pursuant to the Distribution Agreement and the Completed Films Distribution Agreement, BV distributed the Joint Venture Films for a term ending March 31, 1996, and the Completed Films for the full term of their copyrights (typically, 75 years), in all media throughout the world.

     BV (either directly or through third-party licensees or affiliated companies) was obligated to release and distribute each of the Films delivered to it in accordance with and subject to customary and reasonable business practices in the motion picture industry in all media throughout the world, including theatrical, non-theatrical, television, cable television, home video, syndication, music, print publication, merchandising and new technologies.

     BV has paid and will pay all costs incurred in connection with the promotion, marketing and distribution of each Film. In connection with the U.S. theatrical release of each Joint Venture Film, BV was required to and did expend certain minimum amounts. The Distribution Agreement provides that BV is entitled to customary distribution fees, which vary in each medium, and that the Joint Venture is entitled to an escalating percentage of the gross proceeds generated by theatrical distribution of each Film.

Competition
- -----------

     Silver Screen II is in competition with other institutions which provide financing for films, some of which have substantially greater financial and personnel resources than the Managing General Partner and Silver Screen II. These institutions include the major film studios and television networks. There is substantial competition in the industry for a limited number of producers, directors, actors and properties which are able to attract major distribution in all media and all markets throughout the world.

     There is intense competition within the industry for exhibition time at theaters and for the attention of the movie-going public. Competition for distribution in other media is as intense as the competition for theatrical distribution.

Employees
- ---------

     Silver Screen II has no employees. Silver Screen II's business is administered by the staff of the Managing General Partner.

ITEM 2.   PROPERTIES.

     Silver Screen II neither owns nor leases any physical properties. The Managing General Partner leases offices in New York, New York.

ITEM 3.   LEGAL PROCEEDINGS.

     Silver Screen II knows of no legal proceedings of a material nature to which it is a party or of which any of its properties is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the year ended December 31, 1995.



                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS.

     As of January 31, 1996, there were 28,104 Limited Partners of record holding an aggregate of 385,200 limited partnership units of Silver Screen II (the "Units"). The Units are not traded securities in any established trading market.

     The Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") provides for quarterly distributions to Limited Partners out of receipts from operations, net of certain expenses and reserves. See the material set forth under "Item 11. Executive Compensation." A distribution was made to the Limited Partners in 1995 which totaled $963,000. The distribution was made on April 28, for $2.50 per unit. Two distributions were made to the Limited Partners in 1994 which aggregated $2,927,520. The distributions per Unit were as follows: January 28 - $2.60 and April 22 - $5.00.

ITEM 6.   SELECTED FINANCIAL DATA


                                   Year ended       Year ended       Year ended       Year ended       Year ended
                                   December 31,     December 31,     December 31,     December 31,     December 31,
                                       1995             1994             1993             1992             1991
                                   ------------     ------------     ------------     ------------     -------------
Revenues:
 Income
 from Joint Venture ..........      $ 5,332,543     $ 3,523,841      $ 8,883,054      $ 5,385,005      $ 4,823,357
Interest income ..............          162,096         118,603          132,122          138,326          408,599
                                    -----------     -----------      -----------      -----------      -----------
                                      5,494,639       3,642,444        9,015,176        5,523,331        5,231,956

Expenses:
 General and
 administrative
 expenses ....................          666,949         473,094          494,674          491,621          586,305
                                    -----------     -----------      -----------      -----------      -----------

Net income ...................      $ 4,827,690     $ 3,169,350      $ 8,520,502      $ 5,031,710      $ 4,645,651
                                    ===========     ===========      ===========      ===========      ===========

Net income per
$500 limited
partnership unit
(based on 385,200
Units outstanding)...........      $     10.65     $      7.40      $     21.90      $     12.93      $     11.94
                                    ===========     ===========      ===========      ===========      ===========

Cash distribution
per $500 limited
partnership unit .............      $      2.50     $      7.60      $     36.50      $     18.75      $     57.70
                                    ===========     ===========      ===========      ===========      ===========

Total assets .................      $ 4,904,301     $ 2,509,623      $ 3,549,120      $ 8,152,392      $ 9,037,689
                                    ===========     ===========      ===========      ===========      ===========


                        See notes to financial statements

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
- ---------------------

     The following is an analysis of the results of operations of Silver Screen II for the years ended 1995, 1994 and 1993.

     Silver Screen II is a partnership and therefore generally not subject to U.S. federal income taxes. No provision has been made with respect to Silver Screen II's income since income or loss of Silver Screen II is required to be reported by the respective partners on their income tax returns.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994
- ---------------------------------------------------------------------

     Net  income  for  the  year  ended  December  31,  1995  was  approximately
$4,828,000, compared to net income of approximately $3,169,000 for the year ended December 31, 1994. Income for the year ended December 31, 1995 consisted of income from the Joint Venture of approximately $5,333,000, an increase of approximately $1,809,000 from the prior annual period. This increase was the result of U.S. and foreign home video sales of "The Great Mouse Detective". Additional revenue was generated by "Stakeout", "The Color of Money" and "Down and Out in Beverly Hills".

     Interest income generated by the investment of temporary investments of revenues pending distribution to partners for the year ended December 31, 1995 was approximately $162,000, a $43,000 increase from the prior annual period. The increase in the weighted average daily interest rate from 4.25% in 1994 to 5.81% in 1995 was responsible for the increase. General and administrative expenses for the year ended December 31, 1995 were approximately $667,000 compared to $473,000 for the prior annual period. The increase is attributable to expenses related to the reporting to partners of $20,000 and to costs associated with preparations for negotiation of the sale of the Partnership's interest in the Joint Venture, which amounted to approximately $215,000, which was offset by a reduction of approximately $42,000 in payroll related expenses. Costs related to the sale of the partnership's interest in the Joint Venture which are considered to benefit each of the Partnership, Silver Screen Partners III, L.P. and Silver Screen Partners IV, L.P. (collectively and together with the Partnership, the "Silver Screen Partnerships"), have been allocated among the Silver Screen Partnerships pro rata to the total original limited partner capital contributions to each of the Silver Screen Partnerships.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993
- ---------------------------------------------------------------------

     Net  income  for  the  year  ended  December  31,  1994  was  approximately
$3,169,000, compared to net income of approximately $8,521,000 for the year ended December 31, 1993. Income for the year ended December 31, 1994 consisted of income from the Joint Venture of approximately $3,524,000, a decrease of approximately $5,359,000 from the prior annual period. At this time, nearly all films in which the Partnership has an interest have been released in the theatrical, home video and pay cable markets. Therefore, film revenues will continue to decline. The Partnership will continue to receive revenues from remaining television cycles and territories. Film revenues for 1994 were principally derived from U.S. home video sales of "The Great Mouse Detective". In addition, revenues were also generated by "Down and Out in Beverly Hills," "Ruthless People" and to a much lesser extent, by all films except "One Magic Christmas" and "Off Beat."

     Interest income generated by the investment of temporary investments of revenues pending distribution to the partners for the year ended December 31, 1994 was approximately $119,000, a $13,000 decrease from the prior annual period. An increase in the weighted average daily interest from 3.16% in 1993 to $4.248% in 1994 was offset by a decrease in funds available for investment in 1994. General and administrative expenses were approximately $473,000 for the year ended December 31, 1994 compared to $495,000 for year ended December 31, 1993. An increase in costs associated with the sale of Silver Screen II's interest in the Joint Venture were offset by an overall decrease in costs associated with the Partnership.

Liquidity and Capital Resources
- -------------------------------

     As of December 31, 1995, the General Partners' capital accounts reflect a deficit of $958,843. In view of Silver Screen II's limited requirements for liquidity, management does not anticipate any effect of current capital account balances on Silver Screen II's cash flow in the short or long term.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the financial statements referenced in Item 14 of this annual report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Silver Screen II is a limited partnership managed by the Managing General Partner and has no officers or directors. The Managing General Partner also serves as managing general partner of Silver Screen Partners, L.P. and Silver

Screen Partners III, L.P., limited partnerships formed to finance, own and exploit feature-length motion pictures pursuant to a license agreement with a subsidiary of Home Box Office, Inc. and pursuant to a joint venture agreement with Disney, respectively. The officers and directors of the Managing General Partner are also officers and directors of Silver Screen Management Services, Inc. ("SSMS"), which serves as managing general partner of Silver Screen Partners IV, L.P. a limited partnership formed to finance, own and exploit feature-length motion pictures pursuant to a joint venture agreement with Disney since the organization of SSMS in 1987. Neither the Limited Partners nor any general partner of Silver Screen II other than the Managing General Partner has the power to participate in the management of, have any control over the business of or act for, sign for or bind Silver Screen II.

     Roland W. Betts, 49, is the President, Treasurer, a Director, principal shareholder and founder of the Managing General Partner. Mr. Betts is also the President, Treasurer, a Director and principal shareholder of SSMS. He is the Individual General Partner of Silver Screen Partners, L.P., Silver Screen Partners II, L.P., Silver Screen Partners III, L.P. and Silver Screen Partners IV, L.P. Mr. Betts has been President and a Director of International Film Investors, Inc. ("IFI"), which is the Managing General Partner of International Film Investors, L.P., since 1982 and has been an officer since 1980. Mr. Betts is also the Individual General Partner of that Partnership. Mr. Betts is also the largest shareholder of the Texas Rangers Baseball Club; and the Chairman and largest shareholder of Chelsea Piers Management, Inc. which is the general partner of Chelsea Piers, L.P., a limited partnership formed to develop and operate a major public recreation and entertainment complex at the Chelsea Piers in New York City. Prior to joining IFI in 1980, Mr. Betts was engaged in the practice of law as an attorney in the Entertainment Department of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison in New York.

     In addition to Mr. Betts, the executive officers and directors of the Managing General Partner are as follows:

         Name                                  Positions Held
         ----                                  --------------

Paul Bagley                            Chairman of the Board, Director
Tom A. Bernstein                       Executive Vice President,
                                       Secretary, Director
John A. Tommasini                      Director
William Turchyn, Jr.                   Director

     Paul Bagley, 53, is the President and CEO of Laidlaw Holdings, Inc. He is also a founding principal of Stone Pine Capital, an investment banking group which owns a controlling interest in Laidlaw. For more than twenty years prior to October 1988, Mr. Bagley was engaged in investment banking activities with

Shearson Lehman Hutton Inc. and its predecessor E.F. Hutton, including Executive Vice President and Director, Managing Director, Head of Direct Investment Origination and Manager of Corporate Finance. Mr. Bagley controls Fiduciary Capital, a U.S. registered investment advisor which provides mezzanine debt and equity capital to corporations. He is also Chairman and CEO of American National Security, which provides security services to commercial and residential customers. Mr. Bagley serves as Chairman of the Board of Directors of Silver Screen Management, Inc. and International Film Investors, Inc., which manage film portfolios with aggregate assets of $1.0 billion. Mr. Bagley is also a Director of Logan Machinery Corporation a manufacturer of all-terrain vehicles, and Eureka Bank, a Federal Savings Bank. He is also a director of America First Financial Corporation, listed on NASDAQ. Mr. Bagley graduated from the University of California at Berkeley in 1965 with a B.S. in Business and Economics and from Harvard Business School in 1968 with an M.B.A. in Finance.

     Tom A. Bernstein, 43, has been Executive Vice President of the Managing General Partner since June 1983 and Secretary, a Director and a principal shareholder since March 1985. He has also been Executive Vice President,
Secretary, a Director and a principal shareholder of SSMS since its organization. Mr. Bernstein is also President and Treasurer of Chelsea Piers Management, Inc., which is the general partner of the Chelsea Piers, L.P.; and a limited partner in the Texas Rangers Baseball Club. Prior to June 1983, Mr. Bernstein was engaged in the practice of law as an attorney in the Entertainment Department of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison in New York.

     John A. Tommasini, 51, the President of Laidlaw Equities, Inc., a NASD registered broker dealer, has been a Director of the Managing General Partner since 1985 and a Director of SSMS since its organization. He was Senior Vice President of Shearson Lehman Hutton from January 1988 until March 30, 1990. He was associated with E.F. Hutton & Company from 1972 until 1988 and served as First Vice President from January 1985 to January 1988. He is also an Officer and a Director of American National Security, Inc.

     William Turchyn, Jr., 50, has been a Director of the Managing General Partner and SSMS since their respective organizations. He was Executive Vice President of Shearson from January 1988 until April 1989. He was associated with E.F. Hutton & Company, Inc. from 1970 until 1988, was named First Vice President in 1982 and served as Senior Vice President from 1983 until January 1988. Mr. Turchyn is presently Senior Managing Director of the Private Client Group at Furman Selz Capital Management.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth the fees, income, distributions and the amounts payable to the General Partners of Silver Screen II and their affiliates in connection with the management of Silver Screen II. The executive officers and directors of the Managing General Partner serve without direct compensation from Silver Screen II. Except as set forth below, the General Partners and their affiliates will receive no remuneration of any type whatsoever from Silver Screen II in connection with the administration of Silver Screen II's affairs.

                            CASH COMPENSATION TABLE1

- --------------------------------------------------------------------------------
     (A)                      (B)                             (C)
- --------------------------------------------------------------------------------

Name of Entity        Capacities in which        Cash compensation
                        served

Silver Screen          Managing General          Overhead fee calculated as
  Management, Inc.      Partner                  four percent of the Budgeted
                                                 Film Cost (excluding overhead)
                                                 of each Joint Venture Film, and
                                                 one percent of direct costs,
                                                 including accrued interest, of
                                                 each Completed Film. Pursuant
                                                 to the Partnership Agreement,
                                                 the overhead fee was paid in
                                                 full on January 2, 1990. In
                                                 addition, until the holders of
                                                 Units received cash
                                                 distributions sufficient to
                                                 reduce their Adjusted Capital
                                                 Contributions to zero, the
                                                 Managing General Partner was


- ----------
1  See definitions below.

                                                 allocated 0.9% of the profits,
                                                 losses and Disbursable Cash;
                                                 from that time forward the
                                                 Managing General Partner has
                                                 received 14.9% of such items.
                                                 During 1995, $168,808 was
                                                 distributed from Disbursable
                                                 Cash to the Managing General
                                                 Partner.

Roland W. Betts       Individual General         Mr. Betts is allocated 0.1% of
                      Partner                    the profits, losses and
                                                 Disbursable Cash. Mr. Betts
                                                 received $1,133 therefrom in
                                                 1995.


                   Definitions Used in Cash Compensation Table
                   -------------------------------------------

Initial Capital
Contribution .......... $500 per Unit

Adjusted Capital
Contribution .......... With respect to each Unit, the Initial Capital
                        Contribution reduced by all cash distributions thereon, and increased, at the beginning of each calendar year, by an amount equal to 10% per annum of the balance of the outstanding Initial Capital Contribution as so adjusted from time to time during the preceding year. The Adjusted Capital Contribution may not, however, be less than zero. Adjusted Capital Contributions differ from the Limited Partners' capital accounts for tax and accounting purposes.

Disbursable Cash ...... Receipts from operations, after deducting cash used to pay operating expenses (including expenses reimbursable to the Managing General Partner), debt service, and amounts used for the creation or restoration of reserves, but without deduction for depreciation or amortization of film investments. Receipts from operations include all items of income, whether ordinary or extraordinary.

Budgeted Film Cost .... The estimated cost of a Joint Venture Film, including contingency reserves of 7-1/2% and overhead of 17-1/2%. The Budgeted Film Cost also includes all fixed deferments, bonuses and participations in gross receipts payable before the Joint Venture has recouped its investment in that Joint Venture Film, fixed deferments and bonuses payable prior to the payment of net profits or out of first net profits.

     The Partnership Agreement provides that all Silver Screen II expenses, including, among other things, legal, auditing and accounting expenses, and the expenses of preparing and distributing reports to the Limited Partners, will be billed to and paid by Silver Screen II. Subject to restrictions contained in the Partnership Agreement, the Managing General Partner has been reimbursed for certain administrative services. In addition, the Managing General Partner has been reimbursed for expenses incurred in connection with the organization of Silver Screen II and the public offering of the Units.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     No officer or Director of the Managing General Partner beneficially owns any equity securities of Silver Screen II. To the knowledge of Silver Screen II, no unitholder beneficially owns more than 5% of the Units of Silver Screen II.

     Roland W. Betts and Tom A. Bernstein are controlling shareholders of the Managing General Partner. 2,000,000 shares of the 3,750,000 issued and outstanding shares of Common Stock of the Managing General Partner are owned by Roland W. Betts and 1,250,000 shares are owned by Tom A. Bernstein. An additional 500,000 shares have been issued to International Film Investors, L.P.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See Items 10, 11 and 12 hereof.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

     (a)1. Financial Statements
     --------------------------

     The following financial statements of Silver Screen Partners II, L.P. (a Limited Partnership) are included pursuant to Item 8 hereof:

                                                                Page
                                                                ----

         Independent auditors' reports ......................   F-4

         Balance sheets as of December 31, 1995 and
                  1994 ......................................   F-5

         Statement of operations for the years ended
                  December 31, 1995, 1994 and 1993 ..........   F-6

         Statement of partners' equity for the years
                  ended December 31, 1995, 1994 and 1993.....   F-6

         Statement of cash flows for the years ended
                  December 31, 1995, 1994 and 1993 ..........   F-7

         Notes to Financial Statements.......................   F-8-10

         (a)2.    Financial Statement Schedules
         --------------------------------------

     No schedules are listed because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (a)3.    Exhibits
         -----------------

          4    Certificate  and  Agreement  of  Limited
               Partnership2




- ------
2        Incorporated by reference to Silver Screen II's
         Registration Statement on Form S-1, Registration No.
         2-96230.

            10(a) Joint Venture  Agreement  dated as of April 29, 1985 by and  between  Silver  Screen  II and Walt  Disney
                  Productions.3

            10(b) Loan  Agreement  dated as of April  29,  1985 by and
                  between   Silver   Screen   II   and   Walt   Disney
                  Productions.4

            10(c) Distribution Agreement dated as of April 29, 1985 by and between Disney -- Silver Screen II Joint Venture and BV Distribution Co., Inc.5

            10(d) Completed Pictures  Distribution  Agreement dated as
                  of  April  29,   1985  and   between   Walt   Disney
                  Productions and BV Distribution Co., Inc.6

            10(e) Letter  Agreement  dated  September  11, 1995 by and
                  between   Silver  Screen  II  and  the  Walt  Disney
                  Company.7

(b)   Reports on Form 8-K
      -------------------

     No reports on Form 8-K have been filed by Silver Screen II during the last quarter of the period covered by this annual report.


- ------
3        Incorporated by reference to exhibits filed with Silver
         Screen II's Registration Statement on Form S-1, Registration
         No. 2-98033.

4        See footnote three.

5        See footnote three.

6        See footnote three.

7 Incorporated by reference as exhibit 10 filed with Form 10-Q, quarterly report dated September 30, 1995.

         (d)1.    Financial Statements
         -----------------------------

     The following financial statements of the Disney-Silver Screen II Joint Venture are included as required by Regulation S-X:

                                                                Page
                                                                ----

         Report of independent accountants ...................  F-13

         Balance sheet as of September 30, 1995
         and 1994 ............................................  F-14

         Statement of Income for the three years ended
         September 30, 1995 ..................................  F-15

         Statement of Venturers' Capital for the
         three years ended September 30, 1995 ................  F-164

         Statement of Cash Flows for the three
         years ended September 30, 1995 .....................   F-17

         Notes to Financial Statements.......................   F-18-21

         Quarterly Financial Summary
         (Unaudited) for 1995 and 1994.......................   F-22

         (d)2.    Financial Statement Schedules
         --------------------------------------

     Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SILVER SCREEN PARTNERS II, L.P.
                                            (a Delaware Limited Partnership)


                                            By    SILVER SCREEN MANAGEMENT, INC.
                                                  Managing General Partner

Dated:  March 29, 1996                       By   /s/ Roland W. Betts
                                                  ------------------------------
                                                  Roland W. Betts,
                                                  President/Treasurer


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 29, 1996                       By   /s/ Roland W. Betts
                                                  ------------------------------
                                                  Roland W. Betts,
                                                  General Partner

                                              SILVER SCREEN MANAGEMENT, INC.
                                              Managing General Partner

Dated:  March 29, 1996                       By   /s/ Roland W. Betts
                                                  ------------------------------
                                                  Roland W. Betts,
                                                  President/Treasurer


Dated:  March 29, 1996                       By  /s/ Paul Bagley               *
                                                 -------------------------------
                                                 Paul Bagley
                                                 Director,
                                                 Silver Screen Management, Inc.


Dated:  March 29, 1996                       By  /s/ Tom A. Bernstein          *
                                                 -------------------------------
                                                 Tom A. Bernstein
                                                 Director,
                                                 Silver Screen Management, Inc.


Dated: March 29, 1996                       By   /s/ John A. Tommasini         *
                                                 -------------------------------
                                                 John A. Tommasini
                                                 Director,
                                                 Silver Screen Management, Inc.

Dated: March 29, 1996                       By   /s/ William Turchyn, Jr.      *
                                                 ------------------------------
                                                 William Turchyn, Jr.
                                                 Director,
                                                 Silver Screen Management, Inc.

- ----------
* By Roland W. Betts, Attorney-in-Fact