Form 10-Q
period 1996-03-31
SILVER SCREEN PARTNERS II L P
filed 1996-05-13
CIK 764219

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from..............  to..............

Commission file number 0-14421

                         SILVER SCREEN PARTNERS II, L.P.
                        (A Delaware Limited Partnership)
                  (Exact name of registrant as specified in its
                Certificate and Agreement of Limited Partnership)


Delaware                                                         13-3276962
- -------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

Chelsea Piers, Pier 62 - Suite 300
New York, New York 10011                                         10011
- ----------------------------------------                      ------------------
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

                                    YES   X           NO
                                        ------           ------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The financial information set forth below is set forth in the March 31, 1996 First Quarter Report of Silver Screen Partners II, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

                    Balance Sheets -- March 31, 1996 and December
                    31, 1995.

                    Statements  of  Operations  -- For the  Three
                    Months ended March 31, 1996 and 1995.

                    Statements  of  Partners'  Equity  -- For the
                    Three  Months  ended  March 31,  1996 and the
                    Year ended December 31, 1995.

                    Statements  of Cash  Flows  -- For the  Three
                    Months ended March 31, 1996 and 1995.

                    Notes to Financial Statements.

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations which may be expected for the entire year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations
     ---------------------

     Revenues for the three months ended March 31, 1996 were approximately $43,629,000, as compared with approximately $837,000 for the comparable three months in 1995. The Partnership sold its interest in the Joint Venture (see Investment in Joint Venture below) during the first quarter of 1996 resulting in a Gain of Sale of approximately $43,186,000. Revenues for the comparable period in 1995 consisted of income from the Joint Venture of approximately $792,000. Interest Income for the three months ended March 31, 1996 was approximately $442,000 as compared with approximately $45,000 for the comparable period in 1995. The increase of $398,000 is the result of an increase in funds available for investment due to the sale of the interest in the Joint Venture. Interest rates for the first three months of 1996 ranged from 4.80% to 5.79%, while those for the comparable period in 1995 ranged from 5.67% to 6.04%.

     Expenses for the three months ended March 31, 1996 were approximately $319,000 as compared with approximately $186,000 for the comparable period in 1995. The increase of approximately $133,000 in expense is attributable primarily to the cost of the sale of the Partnership's interest in the Joint Venture.

     The Partnership generated net income of approximately $43,309,000 for the three months ended March 31, 1996, as compared with net income of approximately $651,000 for the comparable period in 1995. This increase is caused primarily from the Sale of the Joint Venture's interest.

     The Partnership committed approximately $22,000,000 toward the Completed Films pursuant to the Loan Agreement. In addition, the Partnership became committed to fund ten films and part of one additional film with total budgets amounting to approximately $150,690,000, of which substantially all has been expended. Accordingly, all Partnership Funds have been committed and the Partnership will not finance or purchase any additional motion pictures.

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

     During the quarter ended March 31, 1996, the Partnership made cash distributions to the Partners which amounted to approximately $37,500,000 in the aggregate.

     Investment in Joint Venture
     ---------------------------

     The Investment in the Joint Venture was accounted for using the equity method of accounting. Under the equity method, the investment was initially recorded at cost, and was thereafter increased by additional investments, adjusted by the Partnership's share of the Joint Venture's results of operations, and reduced by distributions received from the Joint Venture. The Joint Venture's fiscal year ended September 30, while the Partnership's fiscal year ends December 31. On January 1, 1996 the investment in the Joint Venture was $591,842.

     The Partnership entered into a Letter Agreement (The "Buyout Agreement") with Disney dated September 11, 1995, providing for the sale to Disney of all of the Partnership's interest in the Joint Venture. In accordance with the Buyout Agreement the closing of the sale occurred on January 2, 1996 and the purchase price paid to the Partnership was $44,678,304 in cash after an adjustment for certain film revenues totaling $321,696 received in 1995. Appropriate distribution will be made to the partners and the Partnership will be dissolved as quickly as possible.


     Liquidity and Capital Resources
     -------------------------------

     As of March 31, 1996, the General Partners' capital accounts reflect a deficit of $87,427. In view of the Partnership's limited requirements for liquidity, short and long term evaluations do not anticipate any effect of current capital account balances on the Partnership's cash flow.

ITEM 3.  SELECTED FINANCIAL DATA


                         SILVER SCREEN PARTNERS II, L.P.
                         -------------------------------


                                                  Three Months      Three Months
                                                       Ended           Ended
                                                     March 31,        March 31,
                                                       1996             1995
                                                    -----------      -----------

Revenues
  Gain on Sale of Joint
   Venture's interest ...........................    $43,186,462      $      --
  Income from Joint Venture (Note 3) ............          --            791,861
  Interest income ...............................       442,377           44,793
                                                    -----------      -----------
                                                     43,628,839          863,654
Expenses
  General and administrative
   expenses .....................................       319,402          185,508
                                                    -----------      -----------

Net income ......................................   $43,309,437      $   651,146
                                                    ===========      ===========

Net income per
  $500 limited
   partnership unit
   (based on 385,200
   Units outstanding) ...........................    $     95.57      $     1.44
                                                    ===========      ===========

Cash distribution
   per $500 limited
   partnership unit .............................   $     82.75       $     -0-
                                                    ===========      ===========

                                                 March 31, 1996   March 31, 1995
                                                 --------------   --------------

Total assets ....................................   $11,570,869      $ 2,978,613
                                                    ===========      ===========


                       See notes to financial statements.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               Exhibit 20 -- 1996 First Quarter Report

          (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 1996.

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


                                            SILVER  SCREEN  PARTNERS II,  L.P.,
                                            a Delaware limited partnership

                                            By: Silver Screen Management,  Inc.,
                                                Managing General Partner


Date:  May,    1996                         By: /s/ Roland W. Betts
                                               --------------------------------
                                                Roland W. Betts, President