Form 10-Q
period 1996-06-30
SILVER SCREEN PARTNERS II L P
filed 1996-08-13
CIK 764219

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

c/o Chelsea Piers, Pier 62 - Suite 300
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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The financial information set forth below is set forth in the June 30, 1996 Second Quarter Report of Silver Screen Partners II, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

          Balance Sheets -- June 30, 1996 and December 31, 1995.

          Statements of Operations -- For the Three and Six Months ended June 30, 1996 and 1995.

          Statements of Partners' Equity -- For the Six Months ended June 30, 1996 and the Year ended December 31, 1995.

          Statements of Cash Flows -- For the Six Months ended June 30, 1996 and 1995.

          Notes to Financial Statements.

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results of operations which may be expected for the entire year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations
     ---------------------

     Revenues for the six months and quarter ended June 30, 1996 were approximately $43,774,000 and $145,000, respectively, as compared with approximately $2,864,000 and $2,027,000 for the comparable periods in 1995. The Partnership sold its interest in the Joint Venture (see Investment in Joint Venture below) during the six months of 1996 resulting in a gain of approximately $43,186,000. Revenues for the comparable period and quarter in 1995 consisted of income from the Joint Venture of approximately $2,793,000. Interest income for the six months and quarter ended June 30, 1996 was approximately $587,000 and $145,000, respectively, as compared to $71,000 and $26,000 for the comparable periods in 1995. The increase of $516,000 is the result of an increase in funds available for investment due to the sale of the investment in the Joint Venture. Interest rates for the first six months of 1996 ranged from 4.80% to 5.79%, while those for the comparable period in 1995 ranged from 5.67% to 6.04%.

     Expenses for the six months and quarter ended June 30, 1996 were approximately $401,000 and $82,000, respectively, as compared with approximately $360,000 and $174,000, respectively, for the comparable period in 1995. The increase of approximately $41,000 in expenses is attributable to the increased cost of the sale of the Partnership's interest in the Joint Venture of approximately $57,000 which was offset by a reduction of approximately $17,000 in payroll related expenses and $1,000 in miscellaneous expenses.

     The Partnership generated net income of approximately $43,373,000 for the six months ended June 30, 1996, as compared with net income of approximately $2,505,000 for the comparable period in 1995. This increase is primarily the result of an increase in film revenues.

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

     During the quarter ended June 30, 1996, the Partnership made no cash distributions to the Partners because revenues generated during the quarter were insufficient to warrant a distribution.

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

     The Partnership entered into a Letter Agreement (The "Buyout Agreement") with Disney dated September 11, 1995, providing for the sale to Disney of all of the Partnership's interest in the Joint Venture. In accordance with the Buyout Agreement the closing of the sale occurred on January 2, 1996 and the purchase paid to the Partnership was $44,678,304 in cash after an adjustment for certain film revenues totaling $321,696 received in 1995. The Partnership will continue to operate until dissolution. The Partnership currently expects to dissolve by year-end. Funds have been reserved for operational purposes, and remaining funds in reserve at the time of dissolution will be distributed to investors.


     Liquidity and Capital Resources
     -------------------------------

     As of June 30, 1996, the General Partners' capital accounts reflect a deficit of $77,937. At or prior to dissolution this deficit will be reversed through a special allocation to the limited partners. In view of the Partnership's limited requirements for liquidity, short and long term evaluations do not anticipate any effect of current capital account balances on the Partnership's cash flow.

     The Partnership has had discussions with the New York City Department of Finance with respect to the Partnership's unincorporated business tax liability for periods through December 31, 1995. The Partnership has recently reached an agreement in principle with New York City in connection with its liability for unincorporated business tax and a final agreement is expected before the close of the current quarter. It is anticipated that the amount of liability under this final agreement will have no material adverse effect on liquidity.

ITEM 3.  SELECTED FINANCIAL DATA




                                                       SILVER SCREEN PARTNERS II, L.P.
                                                       -------------------------------

                                          Three Months      Six Months   Three Months      Six Months
                                                 Ended           Ended          Ended           Ended
                                         June 30, 1996   June 30, 1996  June 30, 1995   June 30, 1995
                                        --------------   -------------  -------------   -------------

Revenues:
  Gain on Sale of Joint
   Venture interest ...................                    $43,186,462
 Income from Joint Venture ............             --              --    $ 2,001,083      $2,792,944
  Interest income .....................    $   144,807         587,184         26,386          71,179
                                        --------------   -------------  -------------   -------------
                                           $   144,807     $43,773,646    $ 2,027,469      $2,864,123

Cost and Expenses:
  General and administrative expenses .         81,539         400,941        174,078         359,586
                                        --------------   -------------  -------------   -------------

Net income ............................    $    63,268     $43,372,705    $ 1,853,391      $2,504,537
                                        ==============   =============  =============   =============

Net income per
  $500 limited
   partnership unit
   (based on 385,200
   Units outstanding) .................    $      0.14     $     95.71    $      4.09     $     5.53
                                        ==============   =============  =============  =============


                                                         June 30, 1996                  June 30, 1995
                                                         -------------                  -------------

Total assets ..........................                    $10,767,417                    $ 2,753,414
                                                         =============                  =============


                       See notes to financial statements.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               Exhibit 20 -- 1996 Second Quarter Report

          (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 1996.

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


                                            SILVER  SCREEN  PARTNERS II,  L.P.,
                                            a Delaware limited partnership

                                            By: Silver Screen Management,  Inc.,
                                                Managing General Partner


Date:  August,    1996                          By: /s/ Roland W. Betts
                                               --------------------------------
                                                Roland W. Betts, President