Form 10-Q
period 1996-09-30
SILVER SCREEN PARTNERS II L P
filed 1996-11-13
CIK 764219

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from..............  to..............

Commission file number 0-14421

                         SILVER SCREEN PARTNERS II, L.P.
                        (A Delaware Limited Partnership)
                  (Exact name of registrant as specified in its
                Certificate and Agreement of Limited Partnership)


Delaware                                                         13-3276962
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

c/o Chelsea Piers, Pier 62 - Suite 300
New York, New York                                               10011
----------------------------------------                      ------------------
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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The financial information set forth below is set forth in the September 30, 1996 Third Quarter Report of Silver Screen Partners II, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

          Balance Sheets -- September 30, 1996 and December 31, 1995.

          Statements of Operations -- For the Three and Six Months ended September 30, 1996 and 1995.

          Statements of Partners' Equity -- For the Nine Months ended September 30, 1996 and the Year ended December 31, 1995.

          Statements of Cash Flows -- For the Nine Months ended September 30, 1996 and 1995.

     Notes to Financial Statements
     ------------------------------

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results of operations which may be expected for the entire year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations
     ---------------------

     Revenues for the nine months and quarter ended September 30, 1996 were approximately $43,921,000 and $147,000, respectively, as compared with approximately $3,563,000 and $699,000 for the comparable periods in 1995. The Partnership sold its interest in the Joint Venture (see Investment in Joint Venture below) during the nine months of 1996 resulting in a gain of approximately $43,186,000. Revenues for the comparable period and quarter in 1995 consisted of income from the Joint Venture of approximately $3,450,000. Interest income for the nine months and quarter ended September 30, 1996 was approximately $734,000 and $147,000, respectively, as compared to $113,000 and $42,000 for the comparable periods in 1995. The increase of $621,000 is the result of an increase in funds available for investment due to the sale of the investment in the Joint Venture. Interest rates for the first nine months of 1996 ranged from 4.80% to 5.79%, while those for the comparable period in 1995 ranged from 5.1% to 6.04%.

     Expenses for the nine months and quarter ended September 30, 1996 were approximately $483,000 and $82,000, respectively, as compared with approximately $515,000 and $156,000, respectively, for the comparable periods in 1995. The decrease of approximately $32,000 in expenses is attributable to a reduction of audit expenses of approximately $19,000, reporting to the limited partner expense of $13,000.

     The Partnership generated income before taxes of approximately $43,438,000 for the nine months ended September 30, 1996, as compared with income of approximately $3,048,000 for the comparable period in 1995. This increase is primarily from the Sale of the Joint Venture's interest.

     During the quarter ended September 30, 1996 the Partnership recorded $320,300 in unincorporated business tax resulting in a net income of approximately $43,118,000. On September 30, 1996 the Partnership received an assessment from New York City regarding unincorporated business tax covering all periods from inception through December 31, 1995 of $420,000 (including interest). This liability was paid on that date. The Unincorporated Business Tax Expense reflects the excess of this payment over an amount previously established as a contingency reserve.

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

     During the quarter ended September 30, 1996, the Partnership made no cash distributions to the Partners because revenues generated during the quarter were insufficient to warrant a distribution.

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


     Liquidity and Capital Resources
     -------------------------------

     As of September 30, 1996, the General Partners' capital accounts reflect a deficit of $116,195. At or prior to dissolution this deficit will be reversed through a special allocation to the limited partners. In view of the Partnership's limited requirements for liquidity, short and long term evaluations do not anticipate any effect of current capital account balances on the Partnership's cash flow.

ITEM 3.  SELECTED FINANCIAL DATA

                                                       SILVER SCREEN PARTNERS II, L.P.
                                                       -------------------------------

                                           Three Months      Nine Months    Three Months      Nine Months
                                                  Ended            Ended           Ended            Ended
                                         Sept. 30, 1996   Sept. 30, 1996  Sept. 30, 1995   Sept. 30, 1995
                                         --------------   --------------  --------------   --------------
REVENUES:
 Income from Joint Venture ............            --      $43,186,462       $657,145      $3,450,089
  Interest income .....................    $  146,871          734,055         41,967         113,146
                                           ----------      -----------       --------      ----------
                                           $  146,871      $43,920,517       $699,112      $3,563,235

Cost and Expenses:
  General and administrative expenses .        81,621          482,562        155,656         515,242
                                           ----------      -----------       --------      ----------

  Income before tax ...................        65,250       43,437,955        543,456       3,047,993
  Unincorporated business tax .........       320,300          320,300            --              --
                                           ----------      -----------       --------      ----------

Net (loss) income .....................    $( 255,050)     $43,117,655       $543,456      $3,047,993
                                           ==========      ===========       ========      ==========
Net (loss) income per
   $500 limited
   partnership unit
   (based on 385,200
   Units outstanding) .................    $    (0.56)     $     95.15       $   1.20      $    6.73
                                           ==========      ===========       ========      ==========


                                                        Sept. 30, 1996                 Sept. 30, 1995
                                                        --------------                 --------------

Total assets ..........................                    $10,402,787                     $3,188,168
                                                           ===========                     ==========


                       See notes to financial statements.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               Exhibit 20 -- 1996 Third Quarter Report

          (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1996.

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


                                            SILVER  SCREEN  PARTNERS II,  L.P.,
                                            a Delaware limited partnership

                                            By: Silver Screen Management,  Inc.,
                                                Managing General Partner


Date:  November 13, 1996                    By: /s/ Roland W. Betts
                                               --------------------------------
                                                Roland W. Betts, President