Form 10-K
period 1996-12-31
SILVER SCREEN PARTNERS II L P
filed 1997-03-25
CIK 764219

FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                  OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from..............to..................

Commission file number 0-14421


                    SILVER SCREEN PARTNERS II, L.P.
                   (a Delaware Limited Partnership)
             (Exact name of registrant as specified in its
           Certificate and Agreement of Limited Partnership)

Delaware                                    13-3276962
-------------------------------             -------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)

Chelsea Piers - Pier 62, Ste. 300
New York, New York                          10011
---------------------------------           ----------
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

                  Silver Screen II filed a Certificate of Cancellation with the Secretary of State of the State of Delaware to formally terminate its legal existence as of December 30, 1996. Silver Screen II has distributed all of its assets, net of liabilities, to the partners and has been dissolved in accordance with the terms of its Agreement of Limited Partnership. The Certificate of Cancellation has been filed as an exhibit to Silver Screen II's current report on Form 8-K dated January 8, 1997 and the terms thereof are incorporated herein by reference. This is the final report on Form 10-K that will be filed by Silver Screen II.

     Silver Screen II entered into a Joint Venture agreement (the "Joint Venture Agreement") with Walt Disney Productions ("Disney") for the purpose of financing, producing and exploiting all feature length theatrical motion pictures selected for production by Disney until all of Silver Screen II's funds had been committed (the "Joint Venture Films"). In addition to providing financing for the Joint Venture Films, Silver Screen II entered into a Loan Agreement with Disney (the "Loan Agreement") whereby a portion of Silver Screen II's funds were used to finance a portion of certain specified completed Disney films (the "Completed Films" and, together with the Joint Venture Films, the "Films"). Buena Vista Pictures Distribution, Inc. (formerly Buena Vista Distribution, Inc.) ("BV"), a wholly-owned subsidiary of Disney, was licensed to distribute all Films in all media and in all territories directly or indirectly throughout the world. BV paid the expenses in connection with the worldwide distribution of each Film. The Partnership Contribution was fully committed.

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

Buyout
------

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

Joint Venture Agreement
-----------------------

     Each Joint Venture Film was produced in accordance with the Joint Venture Agreement. Under the Joint Venture Agreement, Silver Screen II contributed to the Joint Venture all amounts available for investing in films (the "Partnership Commitment") less the amounts furnished for financing the Completed Films. Disney contributed all motion picture projects developed and selected for production until the Partnership Contribution was fully committed. Disney also furnished production services for all the Joint Venture Films, and furnished or obtained all financing not furnished by Silver Screen II.

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

     The Budgeted Film Cost of each Joint Venture Film consisted of all costs customarily included as direct production costs in the motion picture industry, including overhead of 17-1/2%. The Budgeted Film Cost also included all fixed deferments, bonuses and participation's in gross receipts payable before the Joint Venture has recouped its investment in that Joint Venture Film and all additional fixed deferments and bonuses payable prior to the payment of net profits or out of first net profits. The budget of each Joint Venture Film was approved in writing by both parties prior to the commencement of principal photography. Disney was empowered to grant participation's in the profits of any Joint Venture Film to third parties on behalf of the Joint Venture up to an amount no greater in the aggregate than 50% of 100% of the net profits of any Joint Venture Film.

     The revenue formula under the Joint Venture Agreement was designed to assure that Silver Screen II would receive Joint Venture distributions equal to not less than 100% of the Partnership Contribution applied toward the Joint Venture Films on a film-by-film basis before Disney recoups cost overruns or receives any share of profits. All revenues of the Joint Venture were derived exclusively from the revenues allocated to the Joint Venture pursuant to the Distribution Agreement during the term thereof. Revenues received by the Joint Venture in respect of Joint Venture Films have been allocated between the parties as follows:

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

     In addition, certain other payments in respect of "Revenue Shortfalls" were payable to the Joint Venture. The Revenue Shortfall for each Joint Venture Film was the difference, if any, between the Budgeted Film Cost actually expended and the sum of all revenues actually received by the Joint Venture from BV as of a settlement date (the "Settlement Date") occurring not later than five years after the U.S. theatrical release of such Joint Venture Film. On the Settlement Date of each Joint Venture Film, BV was obligated to pay to the Joint Venture an amount equal to the Revenue Shortfall (the "Revenue Shortfall Payment"), if any, provided, that in no event would the Revenue Shortfall Payment be greater than the revenues retained by BV with respect to such Joint Venture Film from all markets, subject to adjustment in certain cases.

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

Loan Agreement
--------------

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

Distribution Agreements
-----------------------

     Pursuant to the Distribution Agreement and the Completed Films Distribution Agreement, BV distributed the Joint Venture Films for a term ending March 31, 1996, and will distribute the Completed Films for the full term of their copyrights (typically, 75 years), in all media throughout the world.

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

Competition
-----------

     Silver Screen II was in competition with other institutions which provide financing for films, some of which had substantially greater financial and personnel resources than the Managing General Partner and Silver Screen II. These institutions included the major film studios and television networks. There was substantial competition in the industry for a limited number of producers, directors, actors and properties which were able to attract major distribution in all media and markets throughout the world.

     There is intense competition within the industry for exhibition time at theaters and for the attention of the movie-going public. Competition for distribution in other media is as intense as the competition for theatrical distribution.


Employees
---------

     Silver Screen II has no employees. Silver Screen II's business was administered by the staff of the Managing General Partner.


ITEM 2.  PROPERTIES.

     Silver Screen II neither owned nor leased any physical properties. The Managing General Partner leases offices in New York, New York.


ITEM 3.  LEGAL PROCEEDINGS.

     Silver Screen II knows of no legal proceedings of a material nature to which it is a party or of which any of its properties is the subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the year ended December 31, 1996.

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S UNITS OF LIMITED
          PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS.

     Silver Screen II was terminated on December 30, 1996 by filing of a Certificate of Cancellation with the Secretary of State of the State of Delaware. The Certificate of Cancellation has been filed as an exhibit to Silver Screen II's current report on Form 8-K dated January 8, 1997 and the terms thereof are incorporated herein by reference. The Units were not traded securities in any established trading market.

     Silver Screen II filed a Form 15 -- Certificate and Notification of Termination of Registration under Section 12(g) of the Securities Exchange Act of 1934, as amended on January 8, 1997 with the Securities and Exchange Commission pursuant to which Silver Screen II will cease filing periodic reports within 90 days after such Form 15 filing.

     The Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") provided for quarterly distributions to Limited Partners out of receipts from operations, net of certain expenses and reserves. See the material set forth under "Item 11. Executive Compensation." Two distributions were made to the Limited Partners in 1996 which aggregated $40,291,920. The distributions per Unit were as follows: February 16 - $82.75 and December 26 - $21.85. A distribution was made to the Limited Partners in 1995 which totaled $963,000. The distribution was made on April 28, for $2.50 per unit.

ITEM 6.   SELECTED FINANCIAL DATA


                                   Year ended       Year ended       Year ended       Year ended
                                   December 31,     December 31,     December 31,     December 31,     December 31,
                                       1996             1995             1994             1993             1992
                                   ------------     ------------     ------------     ------------     -------------
REVENUES:
Income from Joint Venture ....      $43,186,462      $ 5,332,543     $ 3,523,841      $ 8,883,054      $ 5,385,005
Interest income ..............          870,595          162,096         118,603          132,122          138,326
                                    -----------      -----------     -----------      -----------      -----------
                                     44,057,057        5,494,639       3,642,444        9,015,176        5,523,331
EXPENSES:
General and administrative
 expenses ....................        1,034,392          666,949         473,094          494,674          491,621
                                    -----------      -----------     -----------      -----------      -----------
Income before tax ............       43,022,665      $ 4,827,690     $ 3,169,350      $ 8,520,502      $ 5,031,710

Unincorporated business tax...          393,864                -               -                -                -
                                    -----------      -----------     -----------      -----------      -----------
Net income ...................       42,628,801      $ 4,827,690     $ 3,169,350      $ 8,520,502      $ 5,031,710
                                     ==========      ===========     ===========      ===========      ===========
Net income per
 $500 limited
 partnership unit
 (based on 385,200
 Units outstanding)...........      $     94.07     $$     10.65     $      7.40      $     21.90      $     12.93
                                    ===========      ===========     ===========      ===========      ===========

Cash distribution
per $500 limited
partnership unit .............      $    104.60      $      2.50     $      7.60      $     36.50      $     18.75
                                    ===========      ===========     ===========      ===========      ===========

Total assets .................      $         -      $ 4,904,301     $ 2,509,623      $ 3,549,120      $ 8,152,392
                                    ===========      ===========     ===========      ===========      ===========


                        See notes to financial statements

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

     The following is an analysis of the results of operations of Silver Screen II for the years ended 1996, 1995 and 1994.

     Silver Screen II was a partnership and therefore generally not subject to U.S. federal income taxes. No provision has been made with respect to Silver Screen II's income since income or loss of Silver Screen II is required to be reported by the respective partners on their income tax returns.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
---------------------------------------------------------------------

     Net  income  for  the  year  ended  December  31,  1996  was  approximately
$42,629,000, compared to net income of approximately $4,828,000 for the year ended December 31, 1995. Revenues for the year ended December 31, 1996 consisted of income from the Joint Venture of approximately $43,186,000 compared to approximately $5,333,000 for the prior year. Silver Screen II sold its assets in the Joint Venture (see Item 5) on January 1, 1996 resulting in a gain of approximately $37,853,000.

     Interest  income  generated  by  temporary  investments  of cash  which was distributed to the partners for the year ended December 31, 1996 was approximately $871,000, a $709,000 increase from the prior year. A decrease in interest rates in 1996 was offset by an increase in funds available for investment. Interest rates ranged from 4.8% to 5.79% while those for 1995 ranged between 5.1% to 6.04%. General and administrative expenses were approximately $1,034,000 for the year ended December 31, 1996 compared to $667,000 for year ended December 31, 1995. Silver Screen II incurred $412,000 in expenses relating to the termination of the partnership which were offset by a decrease of $45,000 associated with the sale of Silver Screen II's interest in the Joint Venture.

     On September 30, 1996, the Partnership received an assessment from New York City regarding unincorporated business tax covering all periods from inception through December 31, 1995 of $420,300 (including interest). This liability was paid on the date of assessment. The Unincorporated Business Tax Expense reflects the excess of this payment over an amount previously established as a contingency reserve plus a provision for 1996.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994
---------------------------------------------------------------------

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

     Interest income generated by temporary investments of revenues pending distribution to partners for the year ended December 31, 1995 was approximately $162,000, a $43,000 increase from the prior annual period. The increase in the weighted average daily interest rate from 4.25% in 1994 to 5.81% in 1995 was responsible for the increase. General and administrative expenses for the year ended December 31, 1995 were approximately $667,000 compared to $473,000 for the prior annual period. The increase was attributable to expenses related to the reporting to partners of $20,000 and to costs associated with preparations for negotiation of the sale of the Partnership's interest in the Joint Venture, which amounted to approximately $215,000, which was offset by a reduction of approximately $42,000 in payroll related expenses. Costs related to the sale of the partnership's interest in the Joint Venture which are considered to benefit each of the Partnership, Silver Screen Partners III, L.P. and Silver Screen Partners IV, L.P. (collectively and together with the Partnership, the "Silver Screen Partnerships"), have been allocated among the Silver Screen Partnerships pro rata to the total original limited partner capital contributions to each of the Silver Screen Partnerships.

Liquidity and Capital Resources
-------------------------------

     Silver Screen II no longer has requirements for liquidity as it has been terminated as of December 30, 1996.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the financial statements referenced in Item 14 of this annual report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Silver Screen II was a limited partnership managed by the Managing General Partner and had no officers or directors. The Managing General Partner also serves as managing general partner of Silver Screen Partners, L.P. and Silver Screen Partners III, L.P., limited partnerships formed to finance, own and exploit feature-length motion pictures pursuant to a license agreement with a subsidiary of Home Box Office, Inc. and pursuant to a joint venture agreement with Disney, respectively. The officers and directors of the Managing General Partner are also officers and directors of Silver Screen Management Services, Inc. ("SSMS"), which serves as managing general partner of Silver Screen Partners IV, L.P. a limited partnership formed to finance, own and exploit feature-length motion pictures pursuant to a joint venture agreement with Disney since the organization of SSMS in 1987. Neither the Limited Partners nor any general partner of Silver Screen II other than the Managing General Partner has the power to participate in the management of, have any control over the business of or act for, sign for or bind Silver Screen II.

     Roland W. Betts, 50, is the President, Treasurer, a Director, principal shareholder and founder of the Managing General Partner. Mr. Betts is also the President, Treasurer, a Director and principal shareholder of SSMS. He is the Individual General Partner of Silver Screen Partners, L.P., Silver Screen Partners II, L.P., Silver Screen Partners III, L.P. and Silver Screen Partners IV, L.P. Mr. Betts has been President and a Director of International Film Investors, Inc. ("IFI"), which is the Managing General Partner of International Film Investors, L.P., since 1982 and has been an officer since 1980. Mr. Betts is also the Individual General Partner of that Partnership. Mr. Betts is also the lead owner of the Texas Rangers Baseball Club; and the Chairman and largest shareholder of the Chelsea Piers Management, Inc. which is the general partner of the Chelsea Piers, L.P., a limited partnership which developed and operates a major public recreation and entertainment complex at the Chelsea Piers in New York City. Prior to joining IFI in 1980, Mr. Betts was engaged in the practice of law as an attorney in the Entertainment Department of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison in New York.

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

     Paul Bagley, 54, is the founding partner of Stone Pine Capital LLC (1994), and is Chairman of FCM Fiduciary Capital Managers, LLC (1989 to date), the advisor to mezzanine and private equity funds. For more than twenty years prior to 1988, Mr. Bagley was engaged in investment banking activities with Shearson Lehman Hutton Inc. and its predecessor, E.F. Hutton & Company Inc. Mr. Bagley serves as Chairman of the Board of Directors of Silver Screen Management, Inc. and International Film Investors, Inc., which manage film portfolios with aggregate assets of $1.0 billion. Mr.Bagley has served on the boards of a number of public and private companies. Currently he is on the boards of America First Financial Fund, Fiduciary Capital, EurekaBank, Hollis-Eden Pharmaceuticals, Lithium Technology, Consolidated Capital, Logan Machinery Corp. and Pacific Consumer Funding. Mr. Bagley graduated from the University of California at Berkeley in 1965 with a B.S. in Business and Economics and from Harvard Business School in 1968 with an M.B.A. in Finance.

     Tom A. Bernstein, 44, has been Executive Vice President of the Managing General Partner since June 1983 and Secretary, a Director and a principal shareholder since March 1985. He has also been Executive Vice President,
Secretary, a Director and a principal shareholder of SSMS since its organization. Mr. Bernstein is also President and Treasurer of Chelsea Piers Management, Inc. which is the general partner of Chelsea Piers, L.P.; and a limited partner of the Texas Rangers Baseball Club. Prior to June 1983, Mr. Bernstein was engaged in the practice of law as an attorney in the Entertainment Department of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison in New York.

     John A. Tommasini, 52, the President of Laidlaw Equities, Inc., has been a Director of the Managing General Partner since 1985 and a Director of SSMS since its organization. He was Senior Vice President of Shearson Lehman Hutton from January 1988 until March 30, 1990. He was associated with E.F. Hutton & Company from 1972 until 1988 and served as First Vice President from January 1985 to January 1988. He is also an Officer and a Director of American National Security, Inc.

     William Turchyn, Jr., 51, has been a Director of the Managing General Partner and SSMS since their respective organizations. He was Executive Vice President of Shearson from January 1988 until April 1989. He was associated with E.F. Hutton & Company, Inc. from 1970 until 1988, was named First Vice President in 1982 and served as Senior Vice President from 1983 until January 1988. Mr. Turchyn is presently Senior Managing Director of the Private Client Group at Furman Selz Capital Management.

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

                            CASH COMPENSATION TABLE1

--------------------------------------------------------------------------------
     (A)                      (B)                             (C)
--------------------------------------------------------------------------------

Name of Entity        Capacities in which        Cash compensation
                        served

Silver Screen          Managing General          Overhead fee calculated as four
  Management, Inc.      Partner                  percent  of the  Budgeted  Film
                                                 Cost  (excluding  overhead)  of
                                                 each   Joint    Venture   Film.
                                                 Pursuant  to  the   Partnership
                                                 Agreement, the overhead fee was
                                                 paid  in  full  on  January  2,
                                                 1990.  In  addition,  until the
                                                 holders of Units  received cash
                                                 distributions   sufficient   to
                                                 reduce their  Adjusted  Capital
                                                 Contributions   to  zero,   the
                                                 Managing  General  Partner  was
                                                 allocated  0.9% of the profits,
                                                 losses  and  Disbursable  Cash;
                                                 from  that  time   forward  the
                                                 Managing  General  Partner  has
                                                 received  14.9% of such  items.
                                                 During,   1996  $7,062,884  was
                                                 distributed   from  Disbursable
                                                 Cash  to the  Managing  General
                                                 Partner.




----------------
1  See definitions below.

Roland W. Betts        Individual General        Mr.  Betts  was  allocated 0.1%
                         Partner                 of  the   profits,  losses  and
                                                 Disbursable   Cash.  Mr.  Betts
                                                 received  $47,402  therefrom in
                                                 1996.


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

     The Partnership Agreement provided that all Silver Screen II expenses, including, among other things, legal, auditing and accounting expenses, and the expenses of preparing and distributing reports to the Limited Partners, will be billed to and paid by Silver Screen II. Subject to restrictions contained in the Partnership Agreement, the Managing General Partner has been reimbursed for certain administrative services. In addition, the Managing General Partner has been reimbursed for expenses incurred in connection with the organization of Silver Screen II and the public offering of the Units.


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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K.

     (a)1. Financial Statements

     The following financial statements of Silver Screen Partners II, L.P. (a Limited Partnership) are included pursuant to Item 8 hereof:

                                                                  Page
                                                                  ----

         Independent auditors' reports .........................   F-1

         Balance sheets as of December 31, 1996 and
                  1995 .........................................   F-2

         Statement of operations for the years ended
                  December 31, 1996, 1995 and 1994 ..............  F-3

         Statement of partners' equity for the years
                  ended December 31, 1996, 1995 and 1994.........  F-4

         Statement of cash flows for the years ended
                  December 31, 1996, 1995 and 1994 ..............  F-5

         Notes to Financial Statements...........................  F6-10

     (a)2. Financial Statement Schedules

     No schedules are listed because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (a)3.    Exhibits

            4     Certificate and Agreement of Limited
                  Partnership2



------------------------
2        Incorporated by reference to Silver Screen II's
         Registration Statement on Form S-1, Registration No.
         2-96230.

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

          10(b) Loan Agreement dated as of April 29, 1985 by and between Silver Screen II and Walt Disney Productions.4

          10(c) Distribution Agreement dated as of April 29, 1985 by and between Disney -- Silver Screen II Joint Venture and BV Distribution Co., Inc.5

          10(d)     Completed Pictures Distribution  Agreement dated as of April
                    29,  1985  and  between  Walt  Disney   Productions  and  BV
                    Distribution Co., Inc.6

          10(e) Letter Agreement dated September 11, 1995 by and between Silver Screen II and the Walt Disney Company.7

          99.1      Certificate of Cancellation of Silver Screen II, L.P.8

          99.2      Form 15 -- Certificate and Notification  of   Termination of
                    Registration under Section 12(g) filed  on January 8, 1997.9


     (b) Reports on Form 8-K

     On January 8, 1997 a report on Form 8-K was filed by Silver Screen II reflecting the termination the legal existence of the Partnership effective as of December 30, 1996.


-----------------------------
3        Incorporated by reference to exhibits filed with Silver
         Screen II's Registration Statement on Form S-1, Registration
         No. 2-98033.

4        See footnote three.

5        See footnote three.

6        See footnote three.

7 Incorporated by reference as exhibit 10 filed with Form 10-Q, quarterly report dated September 30, 1995.

8 Incorporated by reference to Silver Screen II's Current Report on Form 8-K dated January 8, 1997.

9        Incorporated  by reference   to   Silver     Screen    Form  15   dated
         January 8, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SILVER SCREEN PARTNERS II, L.P.
                                            (a Delaware Limited Partnership
                                             terminated on December 30, 1996)


                                            By    SILVER SCREEN MANAGEMENT, INC.
                                                  Managing General Partner

Dated:  March 25, 1997                       By   /s/ Roland W. Betts
                                                  ------------------------------
                                                  Roland W. Betts,
                                                  President/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 25, 1997                       By
                                                  ------------------------------
                                                  Roland W. Betts,
                                                  General Partner

                                              SILVER SCREEN MANAGEMENT, INC.
                                              Managing General Partner

Dated:  March 25, 1997                       By   /s/ Roland W. Betts
                                                  ------------------------------
                                                  Roland W. Betts,
                                                  President/Treasurer
                                                  Silver Screen Management, Inc


Dated:  March 25, 1997                       By  /s/ Roland W. Betts           *
                                                 -------------------------------
                                                 Paul Bagley
                                                 Director,
                                                 Silver Screen Management, Inc.


Dated:  March 25, 1997                       By  /s/ Roland W. Betts           *
                                                 -------------------------------
                                                 Tom A. Bernstein
                                                 Director,
                                                 Silver Screen Management, Inc.


Dated: March 25, 1997                       By   /s/ Roland W. Betts           *
                                                 -------------------------------
                                                 John A. Tommasini
                                                 Director,
                                                 Silver Screen Management, Inc.

Dated: March 25, 1997                       By   /s/ Roland W. Betts           *
                                                 ------------------------------
                                                 William Turchyn, Jr.
                                                 Director,
                                                 Silver Screen Management, Inc.

----------
* By Roland W. Betts, Attorney-in-Fact